Form 10-Q
period 2013-09-30
Quartet Merger Corp.
filed 2013-12-12
CIK 1581889

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-36139

QUARTET MERGER CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2596459
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Third Avenue, 37th Floor
New York, New York 10017
(Address of principal executive offices)

212-319-7676
(Issuer’s telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒   No  ☐

As of December 10, 2013, 12,683,125 shares of common stock, par value $0.0001 per share were issued and outstanding.

QUARTET MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet	3
Condensed Statements of Operations	4
Condensed Statement of Changes in Stockholders’ Equity	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6. Exhibits	18
Signatures	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Quartet Merger Corp.
(a development stage company)

Condensed Balance Sheet
As of September 30, 2013
(unaudited)

ASSETS

Current assets – Cash	$18,638
Deferred offering costs associated with initial public offering	376,064
Total assets	$394,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$319
Deferred offering costs payable	305,198
Note payable to stockholder	65,000
Total liabilities	370,517

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 authorized, none issued	-
Common stock, $.0001 par value, 15,000,000 shares authorized, 2,415,000 shares issued and outstanding	241
Additional paid-in capital	24,759
Deficit accumulated during the development stage	(815)
Total stockholders’ equity	24,185

Total liabilities and stockholders’ equity	$394,702

The accompanying notes are an integral part of these condensed financial statements.

Quartet Merger Corp.
(a development stage company)

Condensed Statements of Operations
(unaudited)

		For the period
	For the three	April 19, 2013
	months Ended	(inception) to
	September 30,	September 30,
	2013	2013

Formation costs	$-	$496
General and administrative costs	252	319
Operating loss	(252)	(815)

Net loss	$(252)	$(815)

Weighted average shares outstanding	2,415,000	2,415,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Quartet Merger Corp.
(a development stage company)

Condensed Statement of Changes in Stockholders’ Equity
For the period from April 19, 2013 (Inception) through September 30, 2013
(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common shares issued to initial stockholders on June 24, 2013 at approximately $0.01035 per share	2,415,000	$241	$24,759	$-	$25,000
Net Loss	-	-	-	(815)	(815)

Balance at September 30, 2013	2,415,000	$241	$24,759	$(815)	$24,185

The accompanying notes are an integral part of these condensed financial statements.

Quartet Merger Corp.
(a development stage company)

Condensed Statement of Cash Flows
For the period April 19, 2013 (inception) to September 30, 2013

(unaudited)

Cash flow from operating activities
Net loss	$(815)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accounts payable	319
Net cash used in operating activities	(496)

Cash flows from financing activities
Proceeds from sale of shares of common stock to founding stockholders	25,000
Proceeds from note payable, stockholder	65,000
Payment of deferred costs associated with initial public offering	(70,866)
Net cash provided by financing activities	19,134

Net increase in cash and cash equivalents	18,638
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$18,638

Non-cash Financing Activities:
Accrual of deferred offering costs	$305,198

The accompanying notes are an integral part of these condensed financial statements.

Quartet Merger Corp.
(a development stage company)

Notes to Condensed Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity

Quartet Merger Corp. (the “Company”) was incorporated in Delaware on April 19, 2013 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more operating businesses or entities (a “Business Combination”). The Company has selected December 31 as its fiscal year-end.

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

At September 30, 2013, the Company had not yet commenced any operations. All activity through September 30, 2013 relates to the Company’s formation and the offering described below. The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s initial public offering was declared effective on October 28, 2013. The Company consummated the Offering of 8,400,000 units on November 1, 2013 generating gross proceeds of $84,000,000 and net proceeds of $80,779,839 after deducting $3,220,161 of transaction costs, which is discussed in Note 3 (“Initial Public Offering”) and $5,425,000 from the private placement of Private Units to the initial stockholders of the Company (“Initial Stockholders”) and the underwriters which is described in Note 4.

On November 1, 2013, the underwriters exercised their over-allotment option and on November 5, 2013, the Company consummated the closing of the over-allotment option (“Overallotment”). The initial public offering and the Overallotment are collectively referred to as the “Offering.” The units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $12,600,000. In a private placement that took place simultaneously with the consummation of the exercise of the over-allotment option, certain of the Initial Stockholders and the underwriters purchased an additional 65,625 Private Units at $10.00 per unit generating total proceeds of $656,250.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Following the closing of the Overallotment on November 5, 2013, an amount of $98,491,750 (or approximately $10.20 per share sold to the public in the Offering) from the sale of the units in the Offering and the Private Units is being held in a trust account (“Trust Account”) and may be invested in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less. The $98,491,750 placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Up to a maximum of $750,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements. Additionally, any amounts of interest earned on the Trust Account may be released to the Company to pay the Company’s tax obligations.

Quartet Merger Corp.
(a development stage company)

Notes to Condensed Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired common shares in the Offering (“Public Stockholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. In the event that stockholders owning approximately 94.9% or more of the common shares sold as part of the Units in the Offering exercise their conversion rights described below, the Business Combination will not be consummated. The actual percentage will only be able to be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company upon consummation of the proposed Business Combination, subject to the requirement that the Company must have at least $5,000,001 of net tangible assets upon close of such Business Combination. As a result, the actual percentage of shares that can be converted may be significantly lower than the above estimate. The Initial Stockholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares and the Private Units pursuant to letter agreements executed on November 1, 2013.  Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to an aggregate of more than 20% of the shares of common stock sold in the Offering (but only with respect to the amount over 20% of the shares of common stock sold in the Offering). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

In connection with any proposed Business Combination, the Company will seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting either for or against such proposed Business Combination will be entitled to demand that his common shares be converted into a full pro rata portion of the amount then in the Trust Account (initially approximately $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Rights (discussed in Note 3 – Initial Public Offering) sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company does not consummate a Business Combination by May 1, 2015, or November 1, 2015 if the extension criteria have been satisfied, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares held by the Public Stockholders, at a per-share price, payable in cash, as described below, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. Holders of Rights will receive no proceeds in connection with the liquidation with respect to such rights. The Initial Stockholders and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

Quartet Merger Corp.
(a development stage company)

Notes to Condensed Financial Statements

If the Company is unable to conclude its initial Business Combination and expends all of the net proceeds of the Offering and Overallotment not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for common stock will be approximately $10.20. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption price may be less than approximately $10.20.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  Operating results for the quarter ended September 30, 2013 are not necessarily indicative of the results that may be expected for the period from April 19, 2013 (inception) through December 31, 2013, or any other period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At September 30, 2013, the Company’s cash was held at one financial institution.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 19, 2013, the evaluation was performed for the upcoming 2013 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

Quartet Merger Corp.
(a development stage company)

Notes to Condensed Financial Statements

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from April 19, 2013 (inception) through September 30, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

 Management of the Company evaluated events that have occurred after the balance sheet date of September 30, 2013 but before the condensed financial statements were available to be issued. Management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

Note 3 —Initial Public Offering

On November 1, 2013, the Company sold 8,400,000 units (“Units”) at a price of $10.00 per unit in the Offering. Each unit consists of one share of the Company’s common stock, par value $0.0001, and one right (“Right”). Each Right entitles the holder to receive one-tenth (1/10) of a share of common stock on the consummation of an initial Business Combination. There are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of the Company’s initial business combination. Additionally, in no event will the Company be required to net cash settle the Right. In such events, the Rights will be worthless.

Quartet Merger Corp.
(a development stage company)

Notes to Condensed Financial Statements

The Company paid the underwriters in the Offering an underwriting discount of 3.25% ($3,139,500) of the gross proceeds of the Offering, including from the exercise and closing of the over-allotment option. The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (“EBC”) and its designees to purchase 420,000 units at an exercise price of $11.75 per unit. The unit purchase option will be exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or October 28, 2013 and will expire on October 28, 2018. The units issuable upon exercise of this option are identical to the units sold in the Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 462,000 shares of common stock (which includes 42,000 shares to be issued for the Rights included in the units underlying the purchase option) for the same aggregate purchase price. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this unit purchase option was approximately $1,146,600, or $2.73 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the November 1, 2013, the date of grant, using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.37% and (3) expected life of five years. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option. The option and underlying securities have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of this prospectus except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and securities issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

Note 4 – Private Units

Simultaneously with the Offering, the Initial Stockholders of the Company and underwriters purchased 542,500 Private Units at $10.00 per unit (for an aggregate purchase price of $5,425,000) from the Company. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, certain of the Initial Stockholders of the Company and the underwriters purchased an additional 65,625 units at $10.00 per unit.  All of the proceeds received from these purchases were placed in the Trust Account.

The Private Units will be identical to the Units sold in the Offering, except that the holders have agreed (i) to vote the shares of common stock included therein in favor of any proposed Business Combination, (ii) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to pre-Business Combination activities prior to the consummation of such a Business Combination, (iii) not to convert any shares of common stock included therein into the right to receive cash for the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination and (iv) that the shares of common stock included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

Note 5 — Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Offering and that will be charged to stockholder’s equity upon the receipt of the capital raised.

Note 6 — Note Payable and Advances from Related Party

The Company issued a $65,000 principal amount unsecured promissory note to Eric S. Rosenfeld, one of the Company’s Initial Stockholders, its Chairman and Chief Executive Officer, on June 26, 2013. The note was non-interest bearing and payable on the earlier of June 26, 2014, the consummation of the Offering or the Company’s determination to not proceed with the Offering.  This Note was repaid in full on November 5, 2013.

On October 28, 2013, Eric S. Rosenfeld advanced the Company an aggregate of $70,000 for the payment of offering costs.  This amount was repaid in full on November 5, 2013.

Note 7 —Commitments and Contingencies

The Company presently occupies office space provided by an affiliate of the Company’s Chairman and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on October 28, 2013.

Quartet Merger Corp.
(a development stage company)

Notes to Condensed Financial Statements

The Company has engaged EBC on a non-exclusive basis, to act as its advisor and investment banker in connection with its initial Business Combination and to provide it with assistance in negotiating and structuring the terms of its initial Business Combination. The Company will pay EBC a cash fee equal to 3.75% of the gross proceeds of the Offering ($3,622,500) for such services upon the consummation of its initial Business Combination.

The Initial Stockholders and the holders of the Private Units (or underlying securities) are entitled to registration rights with respect to their Initial Shares and Private Units (or underlying securities) pursuant to agreements signed on October 28, 2013. The holders of the majority of the Initial Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Private Units (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 8 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2013, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, a total of 2,012,500 shares of the Company’s shares of Class A common stock were sold to the Initial Stockholders at a price of approximately $0.01 per share for an aggregate of $25,000.

Effective September 9, 2013, the Company’s Board of Directors authorized a stock dividend of 0.2 shares of Class A common stock for each outstanding share of Class A common stock, resulting in an aggregate of 2,415,000 shares of Class A common stock held by the Initial Stockholders. On October 3, 2013, the Company amended its certificate of incorporation to reclassify its authorized capital into a single class of common stock such that each share of Class A common stock became a share of common stock and to increase the authorized shares of common stock to 15,000,000 shares.

The Initial Stockholders’ 2,415,000 shares (“Initial Shares”) have agreed not to transfer, assign or sell any of the units or underlying securities (except to certain permitted transferees) until, with respect to 50% of the Initial Shares, the earlier of one year after the date of the consummation of an initial business combination and the date on which the closing price of the Company’s common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the Initial Shares, one year after the date of the consummation of an initial Business Combination, or earlier in each case if, subsequent to our initial business combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Quartet Merger Corp.
(a development stage company)

Notes to Condensed Financial Statements

Pursuant to letter agreements executed on October 28, 2013 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Initial Shares upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Quartet Merger Corp., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on April 19, 2013 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The Company consummated the Offering of 8,400,000 units on November 1, 2013 generating gross proceeds of $84,000,000 and net proceeds of $80,779,839 after deducting $3,220,161 of transaction costs, which is discussed in Note 3 (“Initial Public Offering”) and $5,425,000 from the private placement to the initial stockholders of the Company (“Initial Stockholders”) and the underwriters which is described in Note 4.

On November 1, 2013, the underwriters exercised their over-allotment option and on November 5, 2013, the Company consummated the closing of the over-allotment option (“Overallotment”).  The initial public offering and the Overallotment are collectively referred to as the “Offering.”  The units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $12,600,000.  In a private placement that took place simultaneously with the consummation of the exercise of the over-allotment option, certain of the Initial Stockholders and the underwriters purchased an additional 65,625 Private Units at $10.00 per unit.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity since inception up to September 30, 2013 was in preparation for our initial public offering, which was consummated on November 1, 2013.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2013, we had net losses of $252, which consist of operating costs.  We incurred offering costs of $336,064 with regard to the offering, which are classified as deferred offering costs on the balance sheet as of September 30, 2013.

For the period from April 19, 2013 (inception) through September 30, 2013, we had net losses of $815, which consist of formation and operating costs.  We incurred offering costs of $376,064 with regard to the offering, which are classified as deferred offering costs on the balance sheet as of September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we have cash of $18,638.

Through September 30, 2013, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares and a loan from Eric S. Rosenfeld in an aggregate amount of $65,000.  Following the Offering, which resulted in $89,491,750 being placed into the Trust Account, we had approximately $580,000 in cash held outside of the Trust Account (after the payment of all costs related to the offering and the repayment of the loan from Eric S. Rosenfeld).

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in an amount equal to 3.75% of the total gross proceeds raised in the offering upon consummation of our initial business combination for acting as our investment banker (but not for the purpose of identifying a target business). To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

The approximately $580,000 of net proceeds not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements (up to $750,000) which we anticipate will be approximately $150,000, will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•
$150,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

•	$10,000 of expenses for the due diligence and investigation of a target business by our officers, directors and sponsors;

•	$75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$240,000 for the payment of the administrative fee to Crescendo Advisors II, LLC (of $10,000 per month for up to 24 months);

•	$150,000 for corporate and franchise taxes; and

•	$75,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In June 2013, we issued 2,012,500 shares of Class A common stock to our initial stockholders for $25,000 in cash, at a purchase price of approximately $0.01 per share, in connection with our organization, as follows:

Number of
Name	Shares
Eric S. Rosenfeld	1,128,750
DKU 2013, LLC	378,750
The K2 Principal Fund L.P.	505,000

In July 2013, Eric Rosenfeld transferred 15,000 shares to each of John P. Schauerman, Jeffrey M. Moses, Margery Kraus, each a member of the board of directors, and Joel Greenblatt, our special advisor, at the same purchase price originally paid by him for such shares.

In September 2013, we effected a stock dividend of 0.2 shares of Class A common stock for each outstanding share of Class A common stock, resulting in our initial stockholders owning an aggregate of 2,415,000 insider shares. Thereafter, Mr. Rosenfeld transferred 224,437 shares to David Sgro, 96,188 shares to Gregory Monahan and 12,825 shares to Victor Bonilla, at the same purchase price originally paid by him for such shares.

On October 3, 2013, we amended our certificate of incorporation to reclassify our authorized capital into a single class of common stock such that each share of Class A common stock became a share of common stock.

On November 1, 2013, we consummated our initial public offering of 8,400,000 units.   Each unit consisted of one share of common stock and one right, each to automatically receive one-tenth of a share of common stock upon consummation of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $84,000,000. EarlyBirdCapital, Inc. acted as the lead managing underwriter of the initial public offering.  The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-191129). The Securities and Exchange Commission declared the registration statement effective on October 28, 2013.

Simultaneously with the consummation of the initial public offering, we consummated the private placement (“Private Placement”) of 542,500 Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,425,000. Of the Private Placement Units, 500,500 were purchased by our initial stockholders and 42,000 were purchased by EarlyBirdCapital, Inc. The Private Placement Units are identical to the Units sold in the initial public offering. However, the holders of the Private Placement Units have agreed (A) to vote their private shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-business combination activities prior to the consummation of such a business combination, (C) not to convert any private shares into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (D) that such private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of our initial business combination.

Also on November 1, 2013, EarlyBirdCapital, Inc. notified us that it exercised its over-allotment option to the full extent to purchase an additional 1,260,000 Units. On November 5, 2013, we consummated the closing of the over-allotment option. The units sold pursuant to the over-allotment option were sold at an offering price of $10.00 per Unit, generating gross proceeds of $12,600,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, certain of our initial stockholders and EarlyBirdCapital, Inc. purchased an additional 65,625 units at $10.00 per unit. Of the gross proceeds of the units sold pursuant to the over-allotment option and the additional 65,625 private units, $12,846,750 was placed in trust, for a total of $98,491,750 placed in trust, or approximately $10.20 per share sold in the initial public offering.

We paid a total of $3,139,500 in underwriting discounts and commissions and $490,161 for other costs and expenses related to the offering.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUARTET MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer
(Principal executive officer)

By:	/s/ David D. Sgro
David D. Sgro
Chief Financial Officer
(Principal financial and accounting officer)

Date:  December 12, 2013

