Form 10-Q/A
period 2013-09-30
Quartet Merger Corp.
filed 2014-01-10
CIK 1581889

 UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q/A

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

New York , New York 10017

(Address of principal executive offices)

212-319-7676

(Issuer’s telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒    No  ☐

As of December 10, 2013, 12,683,125 shares of common stock, par value $0.0001 per share were issued and outstanding.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Quartet Merger Corp.’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on December 12, 2013 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Item 6.  Exhibits.

Exhibit
No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed.

** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 10, 2014	QUARTET MERGER CORP.

	By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer
(Principal executive officer)

	By:	/s/ David D. Sgro
David D. Sgro
Chief Financial Officer
(Principal financial and accounting officer)