Form 10-K
period 2013-12-31
Quartet Merger Corp.
filed 2014-03-31
CIK 1581889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number: 001-36139

QUARTET MERGER CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2596459
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

777 Third Avenue, 37th Floor New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 319-7676

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each Unit consisting of one share of Common Stock and one Right	The NASDAQ Stock Market LLC
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                                                                                                                                                                         Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.                                                Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                           Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                         ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒  No ☐

As of June 28, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $0.

As of March 17, 2014, there were 12,683,125 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

QUARTET MERGER CORP.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10-K (this “Form 10-K”), references to “we,” “us” and “our” refer to Quartet Merger Corp.

Introduction

We are a Delaware blank check company incorporated on April 19, 2013 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination (“Initial Business Combination”) with one or more businesses or entities. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region.

Company History

In June 2013, we issued an aggregate of 2,012,500 shares of our Class A common stock, par value $0.0001 for an aggregate purchase price of $25,000, or approximately $0.01 per share. Effective September 9, 2013, we authorized a stock dividend of 0.2 shares of Class A common stock for each outstanding share of Class A common stock. On October 3, 2013, we reclassified our Class A and Class B common stock into a single class of common stock and as a result, each share of outstanding Class A common stock was exchanged for one share of common stock. As a result of the foregoing, our stockholders prior to our initial public offering (“Sponsors”) held an aggregate of 2,415,000 shares (“Initial Shares”) of our common stock.

On November 1, 2013, we consummated our initial public offering (“IPO”) of 8,400,000 units, each unit consisting of one share of our common stock and one right to automatically receive one-tenth of one share of our common stock upon consummation of our Initial Business Combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $84,000,000. On November 5, 2013, we consummated the sale of an additional 1,260,000 units that were subject to the underwriters’ over-allotment option, for aggregate additional proceeds of $12,600,000.

Simultaneously with each of the consummation of the IPO and the exercise of the over-allotment option, we consummated a private placement (together, the “Private Placement”) of an aggregate of 608,125 units (“Private Units”) to our Sponsors and EarlyBirdCapital, Inc., the representative of the underwriters of our IPO, and their respective designees. The Private Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $6,081,250.

Of the net proceeds from our IPO (including the exercise of the over-allotment option), $92,410,500, plus $6,081,250 received from the Private Placement for an aggregate of $98,491,750, was place in a trust account at JP Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee. Except as described in this Form 10-K, these proceeds will not be released until the earlier of the completion of an Initial Business Combination and our redemption of 100% of the outstanding public shares of common stock upon our failure to consummate an Initial Business Combination by May 1, 2015 (or November 1, 2015, if we have executed a definitive agreement for an Initial Business Combination by May 1, 2015 but have not completed an Initial Business Combination by such date).

Business Strategy

Competitive Strengths

We believe our competitive strengths to be the following:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company, such as our lack of an operating history and our requirements to seek stockholder approval of any proposed Initial Business Combination and provide holders of public shares the opportunity to convert their shares into cash from the trust account, as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Transaction flexibility

We offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Offering Structure

Unlike other blank check companies that sell units comprised of shares of common stock and warrants in their initial public offerings, we sold units comprised of shares of common stock and rights. Upon consummation of our Initial Business Combination, each right included in our units shall automatically entitle the holder to receive one-tenth of a share of common stock, leaving us with only one class of common stock. Accordingly, because the number of shares ordinarily issuable upon exercise of the warrants found in the typical structure of other blank check initial public offerings is lessened in our case (since such warrants most often entitle the holder to receive a full share of common stock as opposed to the one-tenth of a share the rights entitle our holders to receive) although not completely eliminated, we believe we will be viewed more favorably by potential target companies when determining which company to engage in a business combination with. We also believe this will make us a more attractive merger partner for target businesses as our capitalization structure will be simpler without the warrants present.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO and the Private Placement, our capital stock, debt or a combination of these in effecting our Initial Business Combination. Although substantially all of the net proceeds of our IPO and the Private Placement are intended to be applied generally toward effecting an Initial Business Combination, the proceeds are not otherwise being designated for any more specific purposes. Our Initial Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition to our engagement of EarlyBirdCapital described elsewhere in this Form 10-K, we may engage professional firms or other individuals that specialize in business acquisitions in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our Sponsors or members of our management team or special advisors or our or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is). We are not restricted from entering into an Initial Business Combination with a target business that is affiliated with any of our officers, directors or Sponsors. However, we may do so only if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s pre-existing fiduciary duties and the limitation that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our Initial Business Combination, as described below in more detail, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;
•	growth potential;
•	brand recognition and potential;
•	return on equity or invested capital;
•	market capitalization or enterprise value;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of the products, processes or services;
•	existing distribution and potential for expansion;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
•	impact of regulation on the business;

•	regulatory environment of the industry;
•	costs associated with effecting the business combination;
•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete our Initial Business Combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our Initial Business Combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an Initial Business Combination with an entity that is affiliated with any of our officers, directors or Sponsors and are therefore required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view, we would ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our stockholders.

Stockholder Approval of Business Combination

In connection with any proposed Initial Business Combination, we will seek stockholder approval of such Initial Business Combination at a meeting called for such purpose at which public stockholders (but not our Sponsors, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed Initial Business Combination, into a portion of the aggregate amount then on deposit in the trust account, subject to the limitations described herein.

We will consummate our Initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 94.9% or more of the shares of common stock sold in our IPO exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company upon consummation of the proposed Initial Business Combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an Initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such Initial Business Combination, our net tangible asset threshold may limit our ability to consummate such Initial Business Combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. Alternatively, we may not be able to consummate an Initial Business Combination unless the number of shares of common stock seeking conversion rights is significantly less than the 94.9% indicated above. As a result, we may not be able to consummate such Initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until May 1, 2015 (or November 1, 2015 if we have executed a definitive agreement for an Initial Business Combination by May 1, 2015 but have not consummated an Initial Business Combination at that time) in order to be able to receive a portion of the trust account.

Our Sponsors and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination and (2) not to convert any shares of common stock into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed Initial Business Combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity.

None of our officers, directors, Sponsors or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, Sponsors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, Sponsors and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an Initial Business Combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his shares of common stock be converted for a full pro rata portion of the amount then in the trust account (initially approximately $10.20 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes).

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in our IPO. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares of common stock sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Our Sponsors, including our officers and directors, will not have the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed Initial Business Combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in our IPO or in the aftermarket.

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the Initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination on or before May 1, 2015 (or November 1, 2015 if certain conditions are met), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire. Holders of rights will receive nothing upon a liquidation with respect to such rights and the rights will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our Initial Business Combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our Initial Business Combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 1, 2015 (or November 1, 2015 if certain conditions are met) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Eric S. Rosenfeld, our Chief Executive Officer, has agreed that he will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, he may not be able to satisfy his indemnification obligations if he is required to so as we have not required Mr. Rosenfeld to retain any assets to provide for his indemnification obligations, nor have we taken any further steps to ensure that he will be able to satisfy any indemnification obligations that arise. Additionally the agreement entered into by Mr. Rosenfeld specifically provides that he will have no personal liability as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Moreover, he will not be personally liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.20 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our Sponsors have waived their rights to participate in any liquidation distribution with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net income and other tax obligations) that will be released to us to fund our working capital requirements. If such funds are insufficient, Mr. Rosenfeld has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses.

If we are unable to consummate an Initial Business Combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our Initial Business Combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least approximately $10.20 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after May 1, 2015 (or November 1, 2015 if certain conditions are met), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our Initial Business Combination may delay the completion of a transaction;
•	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our Initial Business Combination;
•	our outstanding rights and unit purchase options, and the potential future dilution they represent;
•	our obligation to pay a fee to EarlyBirdCapital for acting as an investment banker in connection with our Initial Business Combination;
•	our obligation to either repay or issue private units upon conversion of up to $500,000 of working capital loans that may be made to us by our Sponsors, officers, directors or their affiliates;

•	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any shares issued to our Sponsors, officers, directors or their affiliates upon conversion of working capital loans.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our Initial Business Combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting our Initial Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our Initial Business Combination, we may not have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote at any time varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our Initial Business Combination.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Associated with Our Business

We are a blank check company in the development stage with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have no plans, arrangements or understandings with any prospective acquisition candidates at this time. We will not generate any revenues until, at the earliest, after the consummation of our Initial Business Combination.

If we are unable to consummate our Initial Business Combination, our public stockholders may be forced to wait until November 1, 2015 before receiving distributions from the trust account.

We have until May 1, 2015, or November 1, 2015 if certain conditions are met, to consummate our Initial Business Combination. We have no obligation to return funds to investors prior to such date unless we consummate our Initial Business Combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the trust account if we are unable to complete our Initial Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares, potentially at a loss.

We may issue shares of our capital stock to complete our Initial Business Combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

Our certificate of incorporation currently authorizes the issuance of up to 15,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Currently, there will be 828,062 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the rights issuable upon consummation of our Initial Business Combination, the Private Placement and the unit purchase option issued to EarlyBirdCapital and/or its designees in our IPO). Although we have no commitment as of the date of this Form 10-K, we may issue additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete our Initial Business Combination. The issuance of additional shares of common stock or preferred stock:

•	may significantly reduce the equity interest of our existing stockholders;
•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
•	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our shares of common stock.

We may incur significant indebtedness in order to consummate our Initial Business Combination.

If we find it necessary to incur significant indebtedness in connection with our Initial Business Combination, it could result in:

•	default and foreclosure on our assets if our operating revenues after our Initial Business Combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our Initial Business Combination.

Of the net proceeds of our IPO, approximately $584,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us additional working capital we may need to identify one or more target businesses and to complete our Initial Business Combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close our Initial Business Combination. In such event, we would need to borrow funds from our Sponsors, officers or directors to operate or may be forced to liquidate. Our Sponsors, officers and directors are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our Initial Business Combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than approximately $10.20.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete an Initial Business Combination within the required time period, Eric S. Rosenfeld has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute such a waiver. However, he may not be able to meet such obligation as we have not required Mr. Rosenfeld to retain any assets to provide for his indemnification obligations, nor have we taken any further steps to ensure that he will be able to satisfy any indemnification obligations that arise. Moreover, he will not be personally liable to our public stockholders if he should fail to satisfy his obligations under this agreement and instead will only be liable to us. Therefore, the distribution from the trust account to each holder of shares of common stock may be less than approximately $10.20, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our holders of shares of common stock at least approximately $10.20 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our Initial Business Combination by May 1, 2015 (or November 1, 2015 if certain conditions are met), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after May 1, 2015 (or November 1, 2015, if certain conditions are met) this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public holders of common stock from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Holders of rights will not participate in liquidating distributions if we are unable to complete an Initial Business Combination within the required time period.

If we are unable to complete an Initial Business Combination within the required time period and we liquidate the funds held in the trust account, the rights will expire and holders will not receive any of such proceeds with respect to the rights.

Since we have not yet selected a particular industry or target business with which to complete our Initial Business Combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate our Initial Business Combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for our investors to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our Initial Business Combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our Initial Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. We may not properly ascertain or assess all of the significant risk factors.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our Initial Business Combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our Initial Business Combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our management may not be able to maintain control of a target business after our Initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company, in which our public stockholders own shares, will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company acquires 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our Initial Business Combination. None of our officers are required to commit any specified amount of time to our affairs (although we expect them to devote approximately 10 hours per week to our business) and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our Initial Business Combination, however, remains to be determined. Although some of our key personnel may serve in senior management or advisory positions following our Initial Business Combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate an Initial Business Combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our Initial Business Combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of our Initial Business Combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Members of our management team may in the future have affiliations with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Members of our management team may in the future have affiliations with companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our Initial Business Combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

The shares beneficially owned by our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our Initial Business Combination.

Our officers and directors have waived their right to convert their insider shares, private shares or any other shares of common stock acquired after our IPO, or to receive distributions with respect to their insider shares or private shares upon our liquidation if we are unable to consummate our Initial Business Combination. Accordingly, these securities will be worthless if we do not consummate our Initial Business Combination. Any rights they hold, like those held by the public, will also be worthless if we do not consummate an Initial Business Combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If we are unable to consummate a business combination, any loans made by our Sponsors, officers, directors or their affiliates would not be repaid, resulting in a potential conflict of interest in determining whether a potential transaction is in our stockholders’ best interest.

In order to meet our working capital needs, our Sponsors, officers, directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would be non-interest bearing and would be payable at the consummation of a business combination. If we fail to consummate a business combination within the required time period, the loans would not be repaid. Consequently, our directors and officers may have a conflict of interest in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, our securities may not continue to be listed on Nasdaq in the future prior to an Initial Business Combination. Additionally, in connection with our Initial Business Combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity with respect to our securities;
•	a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate our Initial Business Combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our Initial Business Combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our Initial Business Combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an Initial Business Combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our Initial Business Combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an Initial Business Combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such Initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 24 months in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

We will offer each public stockholder the option to vote in favor of the proposed business combination and still seek conversion of his, her or its shares.

In connection with any meeting held to approve an Initial Business Combination, we will offer each public stockholder (but not our Sponsors, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination; provided that a stockholder must in fact vote for or against a proposed business combination in order to have his, her or its shares of common stock converted to cash. If a stockholder fails to vote for or against a proposed business combination, that stockholder would not be able to have his shares of common stock so converted. We will consummate our Initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Accordingly, public stockholders owning 9,169,603 shares of common stock sold in our IPO may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our Initial Business Combination.

A public stockholder that fails to vote either in favor of or against a proposed business combination will not be able to have his shares converted to cash.

In order for a public stockholder to have his shares converted to cash in connection with any proposed Initial Business Combination, that public stockholder must vote either in favor of or against a proposed business combination. If a public stockholder fails to vote in favor of or against a proposed Initial Business Combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his shares of common stock so converted to cash in connection with such business combination.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares of common stock sold in our IPO.

In connection with any meeting held to approve an Initial Business Combination, we will offer each public stockholder (but not our Sponsors, officers or directors) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares of common stock sold in our IPO. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you purchased more than 20% of the shares of common stock sold in our IPO and our proposed Initial Business Combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of common stock or sell them in the open market. The value of such additional shares may not appreciate over time following our Initial Business Combination, and the market price of our shares of common stock may not exceed the per-share conversion price.

We may require public stockholders who wish to convert their shares of common stock in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed Initial Business Combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares of common stock into a share of the trust account. We may require public stockholders who wish to convert their shares of common stock in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements discussed above for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements discussed above for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our Initial Business Combination may delay the consummation of a transaction. Additionally, our rights, and the future dilution they represent (automatically entitling the holders to receive shares of common stock on consummation of our Initial Business Combination), may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our Initial Business Combination.

Our ability to consummate an attractive business combination may be impacted by the market for initial public offerings.

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although it is very likely that our target will want to be a public reporting company. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to being acquired by us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to being acquired by us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an Initial Business Combination.

We may be unable to obtain additional financing, if required, to complete our Initial Business Combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds received in our IPO will be sufficient to allow us to consummate a business combination, the capital requirements for any particular transaction remain to be determined. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares of common stock, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate an Initial Business Combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination.

Our Sponsors, including our officers and directors, will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our Sponsors, including our officers and directors, collectively own approximately 23.8% of our issued and outstanding shares of common stock. None of our Sponsors, officers, directors or their affiliates has indicated any intention to purchase additional units or shares from persons in the open market or in private transactions. However, our Sponsors, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed Initial Business Combination, our Sponsors, as well as all of our officers and directors, have agreed to vote their Initial Shares, as well as shares underlying the Private Units, and any shares of common stock acquired after our IPO in favor of such proposed business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our Sponsors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsors will continue to exert control at least until the consummation of our Initial Business Combination.

We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect our Initial Business Combination.

Our Sponsors are entitled to make a demand that we register the resale of the Initial Shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the Private Units and our Sponsors, officers, directors or their affiliates are entitled to demand that we register the resale of the Private Units (and underlying securities) and any shares our Sponsors, officers, directors or their affiliates may be issued in payment of working capital loans made to us commencing on the date that we consummate our Initial Business Combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our Initial Business Combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

EarlyBirdCapital may have a conflict of interest in rendering services to us as our non-exclusive investment banker in connection with our Initial Business Combination.

We have engaged EarlyBirdCapital, the representative of the underwriters for our IPO, as an investment banker to provide us with merger and acquisition services in connection with our Initial Business Combination. We will pay EarlyBirdCapital a cash fee of $3,622,500 for such services upon the consummation of our Initial Business Combination. Additionally, EarlyBirdCapital purchased Private Units and was issued unit purchase options in connection with our IPO. These financial interests may result in EarlyBirdCapital having a conflict of interest when providing the services to us as our investment banker in connection with an Initial Business Combination.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in the trust account may be invested by the trustee only in United States government treasury bills, bonds or notes having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete our Initial Business Combination, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

The requirement that we complete our Initial Business Combination by May 1, 2015 (or November 1, 2015 if certain conditions are met) may give potential target businesses leverage over us in negotiating our Initial Business Combination.

We have until May 1, 2015 (or November 1, 2015 if we have executed a definitive agreement for an Initial Business Combination within such period but have not yet consummated an Initial Business Combination in that time) to complete our Initial Business Combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or Sponsors. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

We may not be required to obtain an opinion from an independent investment banking firm as to the fair market value of the target business we are seeking to acquire.

We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value of such target business if our board of directors independently determines that the target business complies with the 80% threshold. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing such target business or businesses, and our board of directors may not properly value such target business or businesses. The personal and financial interests of our directors in consummating a business combination may result in a conflict of interest when determining the value of such target business or businesses in this case.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls, although as an “emerging growth company” as defined in the JOBS Act, we may take advantage of an exemption to this requirement. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

If we effect our Initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect our Initial Business Combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

If we effect our Initial Business Combination with a target business located outside of the United States, the laws applicable to such target business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our Initial Business Combination with a target business located outside of the United States, the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only one-third of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete our Initial Business Combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We currently maintain our principal executive offices at 777 Third Avenue, 37th floor, New York, NY 10017. The cost for this space is included in the $10,000 per-month fee Crescendo Advisors II, LLC, an affiliate of Eric S. Rosenfeld our chairman and chief executive officer, commenced charging us for general and administrative services upon consummation of our IPO. We believe, based on rents and fees for similar services in New York, that the fee charged by Crescendo Advisors II, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, common stock and rights are traded on The Nasdaq Capital Market under the symbols QTETU, QTET and QTETR, respectively. The following table sets forth the high and low sales prices for our units, common stock and rights for the periods indicated since our units began public trading on October 29, 2013 and our common stock and rights began public trading on December 16, 2013.

	Units		Common Stock		Rights
	High	Low	High	Low	High	Low
Fiscal 2014
First Quarter*
	$10.09	$10.03	$9.89	$9.60	$0.52	$0.42
Fiscal 2013:
Fourth Quarter	$10.15	$10.01	$9.62	$9.62	$0.65	$0.13

* Through March 17, 2014.

Holders

As of March 17, 2014, there were 12 holders of record of our units, 11 holders of record of our common stock and 1 holder of record of our rights. Management believes we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

On September 12, 2013, we filed a registration statement on Form S-1 (File No. 333- 191129) for our IPO, which was declared effective on October 28, 2013. On November 1, 2013, we closed our IPO of 8,400,000 units at an offering price of $10.00 per unit, generating total gross proceeds of $84,000,000. EarlyBirdCapital acted as the representative of the underwriters for the IPO. On November 5, 2013, we closed the exercise of the underwriters’ over-allotment option of 1,260,000 units, for additional gross proceeds for our IPO of $12,600,000. Each unit was comprised of one share of common stock and one right to automatically receive one-tenth of one share of common stock upon consummation of our Initial Business Combination. Simultaneously with each of the closing of the IPO and over-allotment option, we consummated the Private Placement for an aggregate of 608,125 Private Units at $10.00 per unit, generating total proceeds of $6,081,250. The Private Units are identical to the units sold in our IPO, except as described in “Item 13 – Certain Relationships and Related Transactions and Director Independence” below.

We paid a total of $3,139,500 in underwriting discounts and approximately $466,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the IPO and Private Placement were approximately $99,075,000, of which $98,491,750 was deposited into the trust account. The remaining proceeds became available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Additionally, we pay $10,000 per month to Crescendo Advisors II, LLC for general and administrative services.

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an Initial Business Combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing, there can be released to us from the trust account (1) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (2) up to $750,000 of any remaining interest earned on the funds in the trust account that we need for our working capital requirements. Through the date of this Form 10-K, we had not withdrawn any amounts from the trust account.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating our Initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers during the fourth quarter of the fiscal year ended December 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our condensed consolidated financial statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of the risk factors and other factors detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item 1A, above. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a Delaware blank check company incorporated on April 19, 2013 in order to serve as a vehicle for the acquisition of a target business. Our efforts to identify a prospective target business are not limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Critical Accounting Policies

For a more detailed discussion of the Critical Accounting Policies, please see Note 2 to the financial statements included in this Form 10-K.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2013, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on October 28, 2013 was in preparation for that event. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).

We incurred a net loss of $65,618 for the period from April 19, 2013 (inception) until December 31, 2013. This net loss was largely composed of a monthly administrative fees to Crescendo Advisors II, LLC (which is owned by our Chairman and Chief Executive Officer, Eric S. Rosenfeld) of approximately $21,000, public company costs of approximately $18,400, Delaware Franchise Taxes of $11,000 and accounting expenses of $7,500.

Financial Condition and Liquidity

The net proceeds from our initial public offering, after deducting offering expenses of approximately $466,000 and underwriting discounts of $3,139,500, were approximately $92,994,000. Of this amount, $92,410,500 and the $6,081,250 we received from the sale of the insider units, was placed in the trust account. The remaining net proceeds not in trust became available for use for working capital purposes. Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an initial business combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing:

•	There can be released to us from the trust account any interest earned on the funds in the trust account that we need to pay our income or other tax obligations.

•	There can be released to us from the trust account any remaining interest earned on the funds in the trust account up to $750,000 that we need for our working capital requirements.

Prior to our initial public offering, we issued a $65,000 principal amount unsecured promissory note to Eric S. Rosenfeld, our Chairman and Chief Executive Officer and one of our initial stockholders, on June 26, 2013. The loan was payable without interest on the earlier of June 26, 2014 or the closing of our initial public offering. We repaid this loan on November 5, 2013, from the proceeds of our initial public offering that were not placed in the trust account. Commencing on October 28, 2013 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee from Crescendo Advisors II, LLC of $10,000 per month for providing us with office space and certain general and administrative services.

As of December 31, 2013, we had approximately $485,000 in our operating bank account and approximately $98,503,000 in restricted cash and equivalents held in trust to be used for an initial business combination or to convert our common shares. As of December 31, 2013, approximately $11,300 of the amount on deposit in the trust account represented interest income, which is available to be withdrawn by us for working capital or tax purposes. As of December 31, 2013, we have not withdrawn any such interest income for working capital or tax purposes. As of December 31, 2013, U.S Treasury Bills with one, three, and six month maturities were yielding approximately 0.01%, 0.07%, and 0.10%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

Until consummation of our initial business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that in order to fund our working capital requirements, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. If necessary to meet our working capital needs, our officers, directors, initial stockholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 55,000 shares of common stock if $500,000 of notes were so converted since the 50,000 rights included in the private units would result in the issuance of 5,000 shares of common stock upon the closing of our business combination). If we do not complete a business combination, the loans will not be repaid.

Except as set forth above, we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The net proceeds of our IPO and Private Placement, including amounts in the trust account, have been and will continue to be invested in United States government treasury bills having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the fiscal year ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric S. Rosenfeld	56	Chairman of the Board and Chief Executive Officer
David D. Sgro	37	Chief Financial Officer, Secretary and Director
John P. Schauerman	57	Director
Jeffrey M. Moses	53	Director
Margery Kraus	67	Director

Eric S. Rosenfeld has served as our chairman of the board and chief executive officer since our inception. Mr. Rosenfeld was chairman of the board and chief executive officer of Trio Merger Corp. (“Trio”) from its inception in June 2011 until its merger with SAExploration Holdings Inc. (“SAE”) in June 2013 and has served as a director of SAE since such time. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing the Company with general and administrative services, since its formation in August 2000. In March 2008, Mr. Rosenfeld became the chairman of the board, chief executive and president of Symphony Acquisition Corp. and Staccato Acquisition Corp., two blank check companies, each formed to complete a business combination with one or more businesses or entities. Due to market conditions, neither Symphony Acquisition Corp. nor Staccato Acquisition Corp. completed its initial public offering and neither engaged in any substantive operations. From April 2006 until July 2008, Mr. Rosenfeld served as the chairman of the board, chief executive officer and president of Rhapsody, an OTCBB-listed blank check company. Rhapsody completed its business combination in July 2008 with Primoris and changed its name to Primoris Services Corporation and is now listed on the NASDAQ Stock Market. Mr. Rosenfeld has served as a director of that company since the merger. From its inception in April 2004 until June 2006, he was the chairman of the board, chief executive officer and president of Arpeggio, an OTCBB-listed blank check company. Arpeggio completed its business combination in June 2006 with Hill International, now listed on the NYSE. Mr. Rosenfeld served as a director of Hill International from the time of the business combination until June 2010. Mr. Rosenfeld is currently chairman of the board of CPI Aerostructures, Inc. a NYSE MKT-listed company engaged in the contract production of structural aircraft parts principally for the U.S. Air Force and other branches of the U.S. armed forces. He became a director in April 2003 and chairman in January 2005. Mr. Rosenfeld has also served on the board of Cott Corporation, a NYSE-listed beverage company, since June 2008. Since December 2012, Mr. Rosenfeld has been a board member of Absolute Software Corporation, a Toronto Stock Exchange listed provider of security and management for computers and ultra-portable devices.

Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. since 1985. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. He served as a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributed and developed electronic entertainment products, from November 2004 until July 2005. Mr. Rosenfeld also served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company from April 2003 to November 2004, when it was acquired by Kronos Inc. Mr. Rosenfeld also served as a director and head of the special committee of Pivotal Corporation, a Canadian-based customer relations management software company that was sold to Chinadotcom in February 2004. He was a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada from October 2003 until its sale in January 2007. From October 2005 through March 2006, Mr. Rosenfeld was a director of Geac Computer Corporation Limited, a Toronto Stock Exchange and NASDAQ-listed software company, which was acquired by Golden Gate Capital. He was also a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, from July 2004 until its sale to Telus Corporation in January 2008. Mr. Rosenfeld also served on the board of Matrikon Inc. a Toronto Stock Exchange-listed provider of solutions for industrial intelligence, from July 2007 until its sale to Honeywell International, Inc. in June 2010. He was also a member of the board of Dalsa Corporation, a Toronto Stock Exchange-listed company that designs and manufactures digital imaging products, from February 2008 until its sale to Teledyne in February 2011. From October 2005 until its final liquidation in December 2012, he was the chairman of the board of Computer Horizons Corp., quoted on the OTCBB, that, before the sale of the last of its operating businesses in February 2007 (at which time it was NASDAQ-listed), provided information technology professional services with a concentration in sourcing and managed services.

Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a faculty member at the Director’s College. He has also been a regular guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School.

We believe Mr. Rosenfeld is well-qualified to serve as a member of the board due to his public company experience, operational experience, experience in prior blank check offerings, such as Arpeggio, Rhapsody and Trio, and his business contacts.

David D. Sgro, CFA, has served as our chief financial officer, secretary and a member of our board of directors since our inception. Mr. Sgro served as Trio’s chief financial officer and secretary from its inception in June 2011, and a member of its board of directors from March 2011, until its merger with SAE in June 2013 and has served as a director of SAE since such time. From April 2006 to July 2008, Mr. Sgro served as the chief financial officer of Rhapsody and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris. Mr. Sgro has been a Managing Director of Crescendo Partners, L.P., a Delaware limited partnership, since December 2008, a Senior Vice President from December 2007 to December 2008, a Vice President from December 2005 to December 2007, and an investment analyst from May 2005 to December 2005. Mr. Sgro served on the board of Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011. In March 2008, Mr. Sgro became the chief financial officer, secretary and a director of each of Symphony Acquisition Corp. and Staccato Acquisition Corp. From August 2003 to May 2005, Mr. Sgro attended Columbia Business School. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst at Brandes Investment Partners. Mr. Sgro currently serves on the board of directors of COM DEV International Ltd., a global designer and manufacturer of space hardware. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at the College of New Jersey and Columbia Business School.

We believe Mr. Sgro is well-qualified to serve as a member of our board due to his public company experience, operational experience and experience in prior blank check offerings, such as Rhapsody and Trio.

John P. Schauerman has served as a director since June 2013. Mr. Schauerman served as executive vice president, corporate development of Primoris from February 2009 to May 2013, and served as a Director of Primoris from July 2008 to May 2013. He served as the chief financial officer of Primoris from February 2008 to February 2009. He also served as a director of Primoris and its predecessor entity from 1993 to July 2008. He joined Primoris’ wholly-owned subsidiary, ARB, Inc., in 1993, as senior vice president. In his current role, he is responsible for developing and integrating Primoris’ overall strategic plan, including the evaluation and structuring of new business opportunities and acquisitions. Prior to joining ARB, Inc., he was senior vice president of Wedbush Morgan Securities. Mr. Schauerman received a B.S. in Electrical Engineering from UCLA and an M.B.A. from Columbia Business School.

We believe Mr. Schauerman is well-qualified to serve as a member of our board due to his public company experience, operational experience and contacts.

Jeffrey M. Moses has served as a director since June 2013. Mr. Moses has served as the chief operating officer of Lyrical Partners, L.P., an investment advisory firm, since July 2006. From September 2003 to September 2006, Mr. Moses served as a senior managing director at Bear Stearns & Co. Inc. and portfolio manager of its multi-strategy funds of hedge funds since their inception. From February 1998 to September 2003, Mr. Moses served as a senior vice president and in capacities ranging from director of investment research to general counsel for Asset Alliance Corporation, an investment management holding company. Prior to Asset Alliance Corporation, Mr. Moses was with Systematic Financial Management, LP, where he served in roles including portfolio manager, executive vice president and limited partner. Mr. Moses began his career as an attorney with concentrations in mergers and acquisitions and investment advisor representation. Mr. Moses received a B.S. in economics from the Wharton School of the University of Pennsylvania with a double major in finance and accounting, a J.D. from New York University School of Law, and an M.B.A. from New York University Graduate School of Business Administration.

We believe Mr. Moses is well-qualified to serve as a member of our board due to his financing experience and contacts.

Margery Kraus has served as a director since June 2013. Ms. Kraus founded APCO Worldwide in 1984 and has served as its chief executive officer since its inception. APCO is a global communication, stakeholder engagement and business strategy firm headquartered in Washington, D.C. Prior to founding APCO, Kraus helped create and develop the Close Up Foundation, an educational foundation, on whose board of directors she still serves. She is also active on other institutional and corporate boards and committees, serving as a trustee of Northwestern Mutual, the Arthur W. Page Society, the Catherine B. Reynolds Foundation and the Institute for Public Relations; and as chairman of the Women Presidents’ Organization and past chairman of the Public Affairs Council and the Council of Public Relations Firms. She also serves as a trustee of American University and sits on the advisory board of the J.L. Kellogg Graduate School of Management at Northwestern University. Ms. Kraus holds a Bachelor of Arts and Masters of Arts in Political Science and Public Law from the American University.

We believe Ms. Kraus is well-qualified to serve as a member of our board due to her experience as a chief executive officer of a multinational consulting firm and her business strategy and communications expertise.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Margery Kraus, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of John P. Schauerman and Jeffrey M. Moses, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Eric S. Rosenfeld and David D. Sgro, will expire at our third annual meeting of stockholders.

Special Advisor

We may seek guidance and advice from the following special advisor. We have no formal arrangement or agreement with this advisor to provide services to us and he has no fiduciary obligation to present business opportunities to us. This special advisor will simply provide advice, introductions to potential targets, and assistance to us, at our request, only if he is able to do so. Nevertheless, we believe with his business background and extensive contacts, he will be helpful to our search for a target business and our consummation of an Initial Business Combination.

Joel Greenblatt is our special advisor who will advise us concerning our acquisition of a target business. Mr. Greenblatt is the managing partner of Gotham Capital III, L.P., an investment partnership he founded in April 1985, a managing member of Gotham Capital V LLC and managing principal and Co-Chief Investment officer of Gotham Asset Management. He was also a special advisor to Rhapsody, Arpeggio and Trio. He is the former chairman of the board and a former board member of Alliant Techsystems, a New York Stock Exchange-listed aerospace and defense contractor. Since 1996, he has been on the adjunct faculty of Columbia Business School where he teaches “Security Analysis.” Mr. Greenblatt is the author of “You Can Be A Stock Market Genius” (Simon & Schuster, 1997), “The Little Book That Beats the Market” (John Wiley & Sons, 2005), “The Little Book That Still Beats the Market” (John Wiley & Sons, 2010) and “The Big Secret for the Small Investor” (Crown Business, 2011). He received a B.S. (summa cum laude) and an MBA from the Wharton School of the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2013, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In October 2013, our board of directors adopted a code of ethics that applies to directors, officers, and employees of ours and of any subsidiaries we may have in the future (including our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions). We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Quartet Merger Corp., 777 Third Avenue, 37th Floor, New York, New York 10017.

Corporate Governance

Audit Committee

Effective October 2013, we established an audit committee of the board of directors, which consists of John Schauerman, Jeffrey M. Moses and Margery Kraus each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that John Schauerman qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective October 2013, we established a nominating committee of the board of directors, which consists of John Schauerman, Jeffrey M. Moses and Margery Kraus, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us. Commencing on October 28, 2013, we began paying Crescendo Advisors II, LLC, an affiliate of Eric S. Rosenfeld, a fee of $10,000 per month for providing us with office space and certain office and administrative services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Rosenfeld compensation in lieu of a salary. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an Initial Business Combination.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our Initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2014 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Beneficial Ownership
Directors and Executive Officers:
Eric S. Rosenfeld	989,536	(2)	7.8%
David D. Sgro	226,938	(3)	1.8%
John P. Schauerman	25,500	(4)	*
Jeffrey M. Moses	25,500	(4)	*
Margery Kraus	25,500	(4)	*
All directors and executive officers as a group (5 persons)	1,292,974	(5)	10.2%
Five Percent Holders:
DKU 2013, LLC
405 Park Avenue, 6th Floor
New York, NY 10022	662,625	(6)	5.2%
The K2 Principal Fund L.P.
2 Bloor Street West, Suite 801
Toronto, Ontario, Canada M4W 3E2	883,500	(7)	7.0%
Polar Securities Inc.
401 Bay Street, Suite 1900
P.O. Box 19
Toronto, Ontario, Canada M5H 2Y4.	1,600,000	(8)	12.62%
Thomas L. Kempner, Jr. and Stephen M. Dowicz
c/o Davidson Kempner Partners
65 East 55th Street, 19th Floor
New York, New York 10022	810,000	(9)	6.4%
FIR TREE INC.
505 Fifth Avenue, 23rd Floor
New York, NY 10017	991,813	(10)	7.8%
Bulldog Investors LLC
Park 80 West
250 Pehle Ave., Suite 708
Saddle Brooke, New Jersey 07663	700,000	(11)	5.5%

(1)	Unless otherwise indicated, the business address of each of the individuals is 777 Third Avenue, 37th Floor, New York, New York 10017.

(2)	Does not include (a) 4,049 shares of common stock issuable upon automatic conversion of the rights included in units purchased by the holder or (b) shares of common stock Mr. Rosenfeld may receive in the event that David Sgro’s shares do not vest as described in footnote 3 below. Also does not include up to an aggregate of 72,675 shares of common stock he may receive in the event that shares held by Gregory Monahan and Victor Bonilla, each an employee of Crescendo Advisors II, LLC, do not vest under similar terms as the shares held by Mr. Sgro.

(3)	Respecting 224,437 of these shares, 1/3 of such shares are currently vested, 1/3 shall vest upon consummation of a business combination and 1/3 shall vest after the shares are released from escrow and are no longer subject to any restrictions on transferability imposed in connection with our Initial Business Combination, provided Mr. Sgro is still an employee of Crescendo Advisors II, LLC. If Mr. Sgro is no longer employed by Crescendo Advisors II, LLC at such times, as a result of Mr. Sgro’s termination for cause or his voluntary resignation, shares unvested shall revert to Mr. Rosenfeld. Does not include 250 shares of common stock issuable upon automatic conversion of the rights included in units purchased by the holder.

(4)	Does not include 750 shares of common stock issuable upon automatic conversion of the rights included in units purchased by the holder.

(5)	Does not include 6,549 shares of common stock issuable upon automatic conversion of the rights included in units purchased by the holder.

(6)	Does not include 20,813 shares of stock issuable upon automatic conversion of the rights included in units purchased by the holder. Jeff Keswin has ultimate voting and dispositive power over the shares held by DKU 2013, LLC.

(7)	Does not include 27,750 shares of stock issuable upon automatic conversion of the rights included in units purchased by the holder. Shawn Kimel has ultimate voting and dispositive power over the shares held by The K2 Principal Fund L.P. as he is President of K2 Genpar 2009 Inc., the General Partner of K2 Genpar L.P., the General Partner of The K2 Principal Fund L.P.

(8)	Represents 1,600,000 shares held by North Pole Capital Master Fund, a fund for which Polar Securities, Inc. serves as investment manager. Information derived from a Schedule 13G filed on November 8, 2013.

(9)	Represents (a) 150,093 shares held by Davidson Kempner Partners, (b) 330,561 shares held by Davidson Kempner Institutional Partners, L.P. and (c) 329,346 shares held by Davidson Kempner International Ltd. Messrs. Kempner and Dowicz are responsible for the voting and investment decisions relating to the securities held by these entities as managing members of Davidson Kempner Capital Management LLC, which acts as investment manager to each such entity either directly or by virtue of a sub-advisory agreement with the investment manager of the relevant fund. Information derived from a Schedule 13G filed on November 8, 2013.

(10)	Does not include 99,181 shares of stock issuable upon automatic conversion of the rights owned by the holder.

(11)	Includes (a) 423,785 shares held by Opportunity Partners LP, Calapasas West Partners LP, Full Value Special Situations Fund LP, Full Value Offshore Fund Ltd., Full Value Partners LP and MCM Opportunity Partners LP over which Messrs. Phillip Goldstein, Andrew Dakos and Steven Samuels exercise control and (b) 276,215 shares held by clients of Bulldog Investors, LLC. Bulldog Investors, LLC has power to sell or direct the vote of all such shares. Information derived from a Schedule 13G filed on November 8, 2013.

Equity Compensation Plans

As of December 31, 2013, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In June 2013, we issued 2,012,500 shares of Class A common stock to our Sponsors for $25,000 in cash, at a purchase price of approximately $0.01 per share, in connection with our organization, as follows:

Name	Number of Shares	Relationship to Us
Eric S. Rosenfeld	1,128,750	Chairman and Chief Executive Officer
DKU 2013, LLC	378,750	Sponsor
The K2 Principal Fund L.P.	505,000	Sponsor

In July 2013, Eric Rosenfeld transferred 15,000 shares to each of John P. Schauerman, Jeffrey M. Moses, Margery Kraus, each a member of the board of directors, and Joel Greenblatt, our special advisor, at the same purchase price originally paid by him for such shares.

In September 2013, we effected a stock dividend of 0.2 shares of Class A common stock for each outstanding share of Class A common stock, resulting in our Sponsors owning an aggregate of 2,415,000 Initial Shares. Thereafter, Mr. Rosenfeld transferred 224,437 shares to David Sgro, 96,188 shares to Gregory Monahan and 12,825 shares to Victor Bonilla, each employees of Crescendo, at the same purchase price originally paid by him for such shares.

On October 3, 2013, we amended our certificate of incorporation to reclassify our authorized capital into a single class of common stock such that each share of Class A common stock became a share of common stock.

In a private placement taking place simultaneously with our IPO, our Sponsors and EarlyBirdCapital purchased 542,500 Private Units (500,500 units by our Sponsors and 42,000 units by EarlyBirdCapital), for a total purchase price of $5,425,000, from us. In a private placement taking place simultaneously with the consummation of the exercise of the underwriters over-allotment option, our Sponsors and EarlyBirdCapital purchased an additional 65,625 private units at a price of $10.00 per unit, for a total purchase price of $656,250. The Private Units are identical to the units sold in our IPO. However, the holders thereof have agreed (A) to vote the underlying shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated certificate of incorporation with respect to our pre-business combination activities prior to the consummation of such a business combination, (C) not to convert any underlying shares into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed Initial Business Combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (D) that such underlying shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Units (except to certain permitted transferees) until the completion of our Initial Business Combination.

Our Sponsors have agreed that if, in order to consummate any Initial Business Combination, the holders of Initial Shares or Private Units are required by the sellers of any target business to contribute back to our capital a portion of any such securities for cancellation by our company, they will contribute back to our capital a proportionate number of Initial Shares or Private Units, as applicable, pro rata with the other holders of Initial Shares or Private Units, as applicable. However, they will only be able to contribute back to our capital such securities if such contribution is consistent with Regulation M and Section 10(b) and Rule 10b-5 of the Exchange Act.

In order to meet our working capital needs, our Sponsors, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our Initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 55,000 shares of common stock if $500,000 of notes were so converted since the 50,000 rights included in the Private Units would result in the issuance of 5,000 shares of common stock upon the closing of our business combination). Our stockholders have approved the issuance of the shares of common stock upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our Initial Business Combination. If we do not complete a business combination, the loans will not be repaid.

The holders of our Initial Shares and Private Units (and underlying securities) and any shares our Sponsors, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Initial Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our Initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of June 30, 2013, Eric S. Rosenfeld loaned to us an aggregate of $65,000 to cover expenses related to our IPO. The loan was repaid without interest upon consummation of our IPO.

We pay Crescendo Advisors II, LLC, an affiliate of Eric S. Rosenfeld, $10,000 per month for certain general and administrative services, including office space, utilities and administrative support. We have agreed to pay for, and Crescendo Advisors II, LLC has agreed to provide, such services until the consummation of our Initial Business Combination. Eric S. Rosenfeld is the majority holder of Crescendo Advisors II, LLC. Accordingly, Eric S. Rosenfeld benefits from this arrangement to the extent of his interest in Crescendo Advisors II, LLC. However, this arrangement is solely for our benefit and is not intended to provide Eric S. Rosenfeld compensation in lieu of a salary. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Crescendo Advisors II, LLC is at least as favorable as we could have obtained from an unaffiliated person.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our Sponsors, officers, directors or their respective affiliates, for services rendered to us prior to, or in connection with the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an Initial Business Combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our Initial Business Combination with an entity that is affiliated with any of our Sponsors, officers or directors, unless we have obtained an opinion from an independent investment banking firm which is a member of FINRA and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our Sponsors, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is).

Director Independence

We have determined that John Schauerman, Jeffrey M. Moses and Margery Kraus are “independent directors” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the period from April 2013 (inception) through December 31, 2013, audit fees for our independent registered public accounting firm were $52,569.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the period from April 2013 (inception) through December 31, 2013.

Tax Fees

During the period from April 2013 (inception) through December 31, 2013, our independent registered public accounting firm did not render any for tax services to us. However, such firm will provide tax services to us as and when required.

All Other Fees

During the period from April 2013 (inception) through December 31, 2013, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until October 2013, the audit committee did not pre-approve any the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Consolidated Notes to Financial Statements

The financial statements follow the signature page of this Annual Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit No.	Description	Included	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	By Reference	S-1/A	October 25, 2013
3.2	Bylaws.	By Reference	S-1/A	October 7, 2013
4.1	Specimen Unit Certificate.	By Reference	S-1/A	October 3, 2013
4.2	Specimen Common Stock Certificate.	By Reference	S-1/A	October 3, 2013
4.3	Specimen Rights Certificate.	By Reference	S-1/A	October 7, 2013
4.4	Form of Unit Purchase Option issued to EarlyBirdCapital, Inc.	By Reference	S-1/A	October 7, 2013
4.5	Form of Rights Agreement.	By Reference	S-1/A	October 7, 2013
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of the Registrant’s Officers, Directors and Sponsors.*	By Reference	S-1/A	October 3, 2013
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1/A	October 25, 2013
10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	By Reference	S-1/A	October 3, 2013
10.4	Form of Letter Agreement between Crescendo Advisors II, LLC and Registrant regarding administrative support.	By Reference	S-1/A	October 3, 2013
10.5	Promissory Note issued to Eric S. Rosenfeld.	By Reference	S-1/A	October 7, 2013
10.6	Form of Registration Rights Agreement among the Registrant and the Sponsors and EarlyBirdCapital, Inc.	By Reference	S-1/A	October 3, 2013
10.7	Form of Subscription Agreements among the Registrant, Graubard Miller and the Purchasers of Private Units.	By Reference	S-1/A	October 3, 2013

Exhibit No.	Description	Included	Form	Filing Date
10.8	Merger and Acquisition Agreement	By Reference	S-1/A	October 25, 2013
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
99.1	Form of Audit Committee Charter.	By Reference	S-1/A	October 3, 2013
99.2	Form of Nominating Committee Charter.	By Reference	S-1/A	October 3, 2013
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31th day of March 2014.

QUARTET MERGER CORP.

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David. D. Sgro
David D. Sgro
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Quartet Merger Corp. hereby constitute and appoint Eric S. Rosenfeld and David D. Sgro, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Eric S. Rosenfeld	Chairman of the Board and Chief	March 31, 2014
Eric S. Rosenfeld	Executive Officer
/s/ David D. Sgro	Chief Financial Officer and Director	March 31, 2014
David D. Sgro
/s/ John P. Schauerman	Director	March 31, 2014
John P. Schauerman
/s/ Jeffrey M. Moses	Director	March 31, 2014
Jeffrey M. Moses
/s/ Margery Kraus	Director	March 31, 2014
Margery Kraus

Quartet Merger Corp. and its Subsidiary

(A Company In the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

of Quartet Merger Corp.

We have audited the accompanying balance sheet of Quartet Merger Corp. (a company in the development stage) (the “Company”) as of December 31, 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 19, 2013 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quartet Merger Corp. (a company in the development stage), as of December 31, 2013, and the results of its operations and its cash flows for the period from April 19, 2013 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
New York, New York
March 31, 2014

Quartet Merger Corp.

(a Corporation in the Development Stage)

Balance Sheet

December 31, 2013

ASSETS
Current assets:
Current assets – cash	$485,007
Prepaid assets - short term	46,333
Total current assets	531,340

Cash and cash equivalents held in trust	98,503,058
Prepaid insurance - long term	20,616
Total assets	$99,055,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,141
Total liabilities	20,141

Common Stock, subject to possible conversion (9,169,603 shares at conversion value)	93,491,744
Commitments

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-
Common stock, $.0001 par value, 15,000,000 authorized, 3,513,522 issued and outstanding (excluding 9,169,603 shares subject to possible conversion)(1)	351
Additional paid-in capital	5,608,396
Deficit accumulated during the development stage	(65,618)
Total stockholders’ equity	5,543,129

Total liabilities and stockholders’ equity	$99,055,014

(1)	Share amounts have been retroactively restated to reflect (i) the effect of a stock dividend of 0.2 shares of Class A Common Stock for each outstanding share of Class A Common Stock on September 9, 2013 and (ii) the reclassification of the Class A Common Stock and Class B Common Stock into one single class of common stock effectuated on October 3, 2013.

The accompanying notes are an integral part of these financial statements.

Quartet Merger Corp.

(a Corporation in the Development Stage)

Statement of Operations

For the period from April 19, 2013 (Inception) to December 31, 2013

General and administrative costs	$55,958
General and administrative costs - related party	20,968
Operating loss	(76,926)

Other income:
Interest income	11,308

Net loss	$(65,618)

Weighted average shares outstanding (1)	2,671,441

Basic and diluted net loss per share	$(0.02)

(1)	Share amounts have been retroactively restated to reflect (i) the effect of a stock dividend of 0.2 shares of Class A Common Stock for each outstanding share of Class A Common Stock on September 9, 2013 and (ii) the reclassification of the Class A Common Stock and Class B Common Stock into one single class of common stock effectuated on October 3, 2013.

The accompanying notes are an integral part of these financial statements.

Quartet Merger Corp.

(a Corporation in the Development Stage)

Statement of Changes in Stockholders’ Equity

For the period from April 19, 2013 (Inception) to December 31, 2013

				Deficit Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity
Common stock issued June 30, 2013 at approximately $0.0119 per share for cash (1)	2,415,000	$241	$24,759	$-	$25,000
Sale of 8,400,000 units at $10.00 per unit on November 1, 2013, net of underwriter's discount and offering expenses (includes 7,909,603 shares subject to possible conversion)	8,400,000	840	80,802,801	-	80,803,641
Proceeds from issuance of unit purchase option on November 1, 2013	-	-	100	-	100
Proceeds from issuance of insider units on November 1, 2013 and November 5, 2013 at $10.00 per unit	608,125	61	6,081,189	-	6,081,250
Sale of 1,260,000 units at $10.00 per unit on November 5, 2013, net of underwriter's discount (includes 1,260,000 shares subject to possible conversion)	1,260,000	126	12,190,374		12,190,500
Net proceeds subject to possible conversion (9,169,603 shares)	(9,169,603)	(917)	(93,490,827)		(93,491,744)
Net loss	-	-	-	(65,618)	(65,618)
Balance at December 31, 2013	3,513,522	$351	$5,608,396	$(65,618)	$5,543,129

(1)	Share amounts have been retroactively restated to reflect (i) the effect of a stock dividend of 0.2 shares of Class A Common Stock for each outstanding share of Class A Common Stock on September 9, 2013 and (ii) the reclassification of the Class A Common Stock and Class B Common Stock into one single class of common stock effectuated on October 3, 2013.

The accompanying notes are an integral part of these financial statements.

Quartet Merger Corp.

(a Corporation in the Development Stage)

Statement of Cash Flows

For the period from April 19, 2013 (Inception) to December 31, 2013

Operating Activities
Net loss	$(65,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on funds held in trust	(11,308)
Change in operating assets and liabilities:
Accounts payable	20,141
Prepaid assets	(66,949)
Net cash used in operating activities	(123,734)

Investing Activities
Investment in restricted cash and cash equivalents	(98,491,750)
Net cash used in investing activities	(98,491,750)

Financing Activities
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from note payable to shareholder	65,000
Repayment of note payable to shareholder	(65,000)
Proceeds from Public Offering, net of offering costs	92,994,141
Proceeds from Insider Units	6,081,250
Proceeds from sale of Underwriter Purchase Option	100
Net cash provided by financing activities	99,100,491

Net increase in cash and cash equivalents	485,007
Cash and cash equivalents, Beginning	-
Cash and cash equivalents, Ending	$485,007

The accompanying notes are an integral part of these financial statements.

Quartet Merger Corp.

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

Note 1 — Organization and Plan of Business Operations

Quartet Merger Corp. (the “Company”) was incorporated in Delaware on April 19, 2013 as a blank check company whose objective is to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company has selected December 31 as its fiscal year-end.

All activity through November 1, 2013 relates to the Company’s formation and the offering described below. The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s initial public offering was declared effective on October 28, 2013. The Company consummated the Offering of 8,400,000 units sold on November 1, 2013 at $10.00 per unit, generating gross proceeds of $84,000,000 and net proceeds of $80,803,641 after deducting $3,196,359 of transaction costs, which is discussed in Note 3 (“Initial Public Offering”) and $5,425,000 from the sale of 542,500 Private Units, at $10.00 per unit, to the initial stockholders of the Company (“Initial Stockholders”) and the underwriters which is described in Note 4.

On November 1, 2013, the underwriters exercised their over-allotment option and on November 5, 2013, the Company consummated the closing of the over-allotment option (“Overallotment”). The initial public offering and the Overallotment are collectively referred to as the “Offering.” The units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $12,600,000. In a private placement that took place simultaneously with the consummation of the exercise of the over-allotment option, certain of the Initial Stockholders and the underwriters purchased an additional 65,625 Private Units at $10.00 per unit, generating additional proceeds of $656,250.

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

Following the closing of the Overallotment on November 5, 2013, an amount of $98,491,750 (or approximately $10.20 per share sold to the public in the Offering) from the sale of the units in the Offering and the Private Units was placed into a trust account (“Trust Account”). These funds may be invested in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less. The $98,491,750 placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Up to a maximum of $750,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements. Additionally, any amounts of interest earned on the Trust Account may be released to the Company to pay the Company’s tax obligations.

Quartet Merger Corp.

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired common shares in the Offering (“Public Stockholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. In the event that stockholders owning approximately 94.9% or more of the common shares sold as part of the Units in the Offering exercise their conversion rights described below, the Business Combination will not be consummated. The actual percentages will only be able to be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company upon consummation of the proposed Business Combination, subject to the requirement that the Company must have at least $5,000,001 of net tangible assets upon close of such Business Combination. As a result, the actual percentages of shares that can be converted may be significantly lower than the above estimates. The Initial Stockholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares and the Private Units pursuant to letter agreements executed on November 1, 2013.

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

The Company will consummate a Business Combination only if holders of less than approximately 94.9% of the common shares exercise their conversion rights and a majority of the outstanding shares of common stock voted, are voted in favor of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to an aggregate of more than 20% of the shares of common stock sold in the Offering (but only with respect to the amount over 20% of the shares of common stock sold in the Offering). A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

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

Quartet Merger Corp.

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

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

Note 2 — Significant Accounting Policies

 Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 19, 2013, the evaluation was performed for the 2013 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

Quartet Merger Corp.

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from April 19, 2013 (inception) through December 31, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss Per Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.”  Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Common shares subject to possible conversion of 9,169,603, at December 31, 2013, have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their share of the trust earnings.  At December 31, 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised and converted into common stock and then share in the earnings of the Company.  As a result, diluted loss per common share is the same as basic loss per common share for the period.  The Company has not considered the effect of rights to purchase 1,026,813 shares of common stock or the unit purchase option described in Note 3 or notes subject to conversion in Note 6 in the calculation of diluted loss per share, since the conversion of the rights and exercise of the unit purchase option are contingent upon the occurrence of future events.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  At December 31, 2013, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.

Securities held in Trust Account

At December 31, 2013, the assets in the Trust Account were held in cash and U.S. Treasury Securities with maturities of less than 180 days.

Fair value measurements

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a).	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(b).	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and
(c).	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Quartet Merger Corp.

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

Assets Measured at Fair Value on a Recurring Basis

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Restricted cash and cash equivalents held in Trust Account	$98,503,058	$98,503,058	$-	$-

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2013, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Note 3 — Initial Public Offering

On November 1, 2013, the Company sold 8,400,000 units (“Units”) at a price of $10.00 per unit in the Offering. Each unit consists of one share of the Company’s common stock, par value $0.0001, and one right (“Right”). Each Right entitles the holder to receive one-tenth (1/10) of a share of common stock on the consummation of an initial Business Combination. There are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of the Company’s initial business combination. Additionally, in no event will the Company be required to net cash settle the Right. In such events, the Rights will be worthless. On November 5, 2013, the Company sold 1,260,000 Units at a price of $10.00 per unit pursuant to the underwriters’ overallotment option.

Quartet Merger Corp.

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

The Company paid the underwriters in the Offering an underwriting discount of 3.25% ($3,139,500) of the gross proceeds of the Offering, including from the exercise and closing of the over-allotment option. The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (“EBC”) and its designees to purchase 420,000 units at an exercise price of $11.75 per unit. The unit purchase option will be exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or October 28, 2013 and will expire on October 28, 2018. The units issuable upon exercise of this option are identical to the units sold in the Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 462,000 shares of common stock (which includes 42,000 shares to be issued for the Rights included in the units underlying the purchase option) for the same aggregate purchase price. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $1,146,600, or $2.73 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.37% and (3) expected life of five years. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option. The option and underlying securities have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of this prospectus except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and securities issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

Note 4 — Private Units

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

The Private Units are identical to the Units sold in the Offering, except that the holders have agreed (i) to vote the shares of common stock included therein in favor of any proposed Business Combination, (ii) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to pre-Business Combination activities prior to the consummation of such a Business Combination, (iii) not to convert any shares of common stock included therein into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination and (iv) that the shares of common stock included therein shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

 Note 5 — Investment in Trust Account

Subsequent to the Offering, net proceeds from the Offering totaling $98,491,750 (including the $6,081,250 from the sale of Private Units) were deposited into an interest-bearing trust account and invested only in cash and/or United States “government securities” (within the meaning of Section 2(a)(16) of the Investment Company Act of 1940) having a maturity of 180 days or less.

Quartet Merger Corp.

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

At December 31, 2013, investment securities in the Company’s Trust Account consisted of $98,502,223 (including accrued interest) in United States Treasury Bills and $835 in a “held as cash” account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Note 6 — Notes Payable to Shareholder

The Company issued a $65,000 principal amount unsecured promissory note to Eric S. Rosenfeld, one of the Company’s Initial Stockholders on June 26, 2013. The note was non-interest bearing and payable on the earlier of June 26, 2014, the consummation of the Offering or the Company’s determination to not proceed with the Offering. This Note was repaid in full on November 5, 2013.

On October 28, 2013, Eric S. Rosenfeld advanced the Company an aggregate of $70,000 for the payment of offering costs. This amount was repaid in full on November 5, 2013.

Note 7 — Commitments

The Company presently occupies office space provided by an affiliate of the Company’s Chairman and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and administrative services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on October 28, 2013.

The Company has engaged EBC on a non-exclusive basis, to act as its advisor and investment banker in connection with its initial Business Combination and to provide it with assistance in negotiating and structuring the terms of its initial Business Combination. The Company will pay EBC a cash fee equal to 3.75% of the gross proceeds of the Offering ($3,622,500) for such services upon the consummation of its initial Business Combination. In addition, the Company has engaged a number of other parties (“Finders”) to help the Company identify a Business Combination target.  These Finders will receive a fee of up to 1.0% of the enterprise value of the Business Combination target.  Such fee will only be payable upon the successful completion of the Initial Business Combination.

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

 Note 8—Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2013:

2013
Net operating loss carryforwards	$26,247
Total deferred tax assets	$26,247
Less: valuation allowance	$(26,247)
Net deferred tax assets	$-

Quartet Merger Corp.

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

The Company has a net operating loss of approximately $65,618, all of which expires in 2033. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that full valuation allowances of the deferred tax asset are appropriate as of December 31, 2013.

 Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning more than 5% of the Company’s outstanding capital stock) has increased on a cumulative basis more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

 The Company established a valuation allowance of $26,247 as of December 31, 2013, which fully offset the related deferred tax assets of $26,247. The deferred tax asset reflected in the tables above resulted from applying an effective combined federal and state tax rate of 40% to the net operating losses from fiscal 2013. Effective tax rates differ from statutory rates.

 A reconciliation of the statutory tax rate to the Company’s effective tax rates as of December 31, 2013 is as follows:

2013
Tax benefit at federal statutory rate	(34)%
State income tax	(6)%
Other permanent differences	-%
Increase in valuation allowance	40.0%
Effective income tax rate	-%

Note 9 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of November 1, 2013, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, a total of 2,012,500 shares of the Company’s shares of Class A common stock were sold to the Initial Stockholders at a price of approximately $0.01 per share for an aggregate of $25,000.

Quartet Merger Corp.

(A Company in the Development Stage)

Notes to Consolidated Financial Statements

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

As of December 31, 2013, 12,683,125 shares of common stock were issued and outstanding.

Note 10 — Subsequent Events

Management evaluates subsequent events that have occurred after the balance sheet date through the date the financial statements were publicly available to determine if events or transactions occurring require potential adjustment to or disclosure in the financial statements and has concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements except as discussed in this note.

