Form 10-Q
period 2014-03-31
Quartet Merger Corp.
filed 2014-05-20
CIK 1581889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-36139

QUARTET MERGER CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2596459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Third Avenue, 37th Floor

New York, New York 10017

(Address of principal executive offices)

212-319-7676

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of May 9, 2014, 12,683,125 shares of common stock, par value $0.0001 per share were issued and outstanding.

QUARTET MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Quartet Merger Corp.

(a development stage company)

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Current assets – cash	$402,032	$485,007
Prepaid assets - short term	49,000	46,333
Total current assets	451,032	531,340
	-
Cash and cash equivalents held in trust	98,524,693	98,503,058
Prepaid insurance - long term	14,520	20,616
Total assets	$98,990,245	$99,055,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$69,247	$20,141
Total liabilities	69,247	20,141

Commitments (Note 6)
Common Stock, subject to possible conversion (9,169,603 shares at conversion value)	93,491,744	93,491,744

Stockholders’ equity (Notes 6 & 7)
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value, 15,000,000 authorized, 3,513,522 issued and outstanding (excluding 9,169,603 shares subject to possible conversion)	351	351
Additional paid-in capital	5,608,396	5,608,396
Deficit accumulated during the development stage	(179,493)	(65,618)
Total stockholders’ equity	5,429,254	5,543,129

Total liabilities and stockholders’ equity	$98,990,245	$99,055,014

The accompanying notes are an integral part of these financial statements.

Quartet Merger Corp.

(a development stage company)

Condensed Statements of Operations

(unaudited)

	For the three months ended March 31, 2014	For the period April 19, 2013 (inception) to March 31, 2014

General and administrative costs	$105,509	$161,468
General and administrative costs - related party	30,000	50,968
Operating loss	(135,509)	(212,436)

Other income:
Interest income	21,634	32,943

Net loss	$(113,875)	$(179,493)

Weighted average shares outstanding	3,513,522	2,890,479

Basic and diluted net loss per share	$(0.03)	$(0.06)

The accompanying notes are an integral part of these condensed financial statements.

Quartet Merger Corp.

(a development stage company)

Condensed Statement of Changes in Stockholders’ Equity

For the period from April 19, 2013 (Inception) through March 31, 2014

				Deficit Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity
Common stock issued April 19, 2013 at approximately $0.0119 per share for cash	2,415,000	$241	$24,759	$-	$25,000
Sale of 8,400,000 units on November 1, 2013, net of underwriter's discount and offering expenses (includes 7,909,603 shares subject to possible conversion)	8,400,000	840	80,802,801	-	80,803,641
Proceeds from issuance of unit purchase option	-	-	100	-	100
Proceeds from issuance of insider units	608,125	61	6,081,189	-	6,081,250
Sale of 1,260,000 units on November 5, 2013, net of underwriter's discount and offering expenses (includes 1,260,000 shares subject to possible conversion)	1,260,000	126	12,190,374		12,190,500
Net proceeds subject to possible conversion (9,169,603 shares)	(9,169,603)	(917)	(93,490,827)		(93,491,744)
Net loss from inception to December 31, 2013	-	-	-	(65,618)	(65,618)
Balance at December 31, 2013	3,513,522	$351	$5,608,396	$(65,618)	$5,543,129
Net Loss from January 1, 2014 to March 31, 2014	-	-	-	(113,875)	(113,875)
Balance at March 31, 2014	3,513,522	$351	$5,608,396	$(179,493)	$5,429,254

The accompanying notes are an integral part of these condensed financial statements.

Quartet Merger Corp.

(a development stage company)

Condensed Statement of Cash Flows

(unaudited)

	For the three months ended March 31, 2014	For the period April 19, 2013 (Inception) to March 31, 2014

Operating Activities
Net loss	$(113,875)	$(179,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on funds held in trust	(21,634)	(32,943)
Change in operating assets and liabilities:
Accounts payable	49,106	69,247
Prepaid assets	3,428	(63,520)
Net cash used in operating activities	(82,975)	(206,709)

Investing Activities
Investment in restricted cash and cash equivalents	-	(98,491,750)
Net cash used in investing activities	-	(98,491,750)

Financing Activities
Proceeds from sale of common stock to initial stockholders	-	25,000
Proceeds from note payable to shareholder	-	65,000
Repayment of note payable to shareholder	-	(65,000)
Proceeds from Public Offering, net of offering costs	-	92,994,141
Proceeds from Insider Units	-	6,081,250
Proceeds from sale of Underwriter Purchase Option	-	100
Net cash provided by financing activities	-	99,100,491

Net (decrease) increase in cash and cash equivalents	(82,975)	402,032
Cash and cash equivalents, Beginning	485,007	-
Cash and cash equivalents, Ending	$402,032	$402,032

The accompanying notes are an integral part of these condensed financial statements.

Quartet Merger Corp.

(a development stage company)

Notes to Condensed Financial Statements

Note 1 — Organization, Plan of Business Operations and Liquidity

Quartet Merger Corp. (a development stage company) (the “Company”) was incorporated in Delaware on April 19, 2013 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

The Company is considered to be a development stage company and as such, the financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

All activity through March 31, 2014 relates to the Company’s formation, initial public offering and identifying and investigating prospective target businesses with which to consummate a Business Combination.

The Company consummated the Offering of 8,400,000 units (“Units”) on November 1, 2013 generating gross proceeds of $84,000,000 and net proceeds of $80,779,839 after deducting $3,220,161 of transaction costs, which is discussed in Note 3 (“Initial Public Offering”), and $5,425,000 from the private placement (“Private Units”) to the initial stockholders of the Company (“Initial Stockholders”) and the underwriters which is described in Note 4.

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

Following the closing of the Overallotment on November 5, 2013, an amount of $98,491,750 (or approximately $10.20 per share sold to the public in the Offering) from the sale of the Units in the Offering and the Private Units is being held in a trust account (“Trust Account”) and may be invested in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less. The $98,491,750 placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for, or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Up to a maximum of $750,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements. Additionally, any amounts of interest earned on the Trust Account may be released to the Company to pay the Company’s tax obligations.

Quartet Merger Corp.

(a development stage company)

Notes to Condensed Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired common shares in the Offering (“Public Stockholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. In the event that stockholders owning approximately 94.9% (as adjusted for the closing of the Overallotment on November 5, 2013) or more of the common shares sold as part of the Units in the Offering exercise their conversion rights described below, the Business Combination will not be consummated. The actual percentages will only be able to be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company upon consummation of the proposed Business Combination, subject to the requirement that the Company must have at least $5,000,001 of net tangible assets upon close of such Business Combination. As a result, the actual percentages of shares that can be converted may be significantly lower than the above estimates. The Initial Stockholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares and the Private Units pursuant to letter agreements executed on November 1, 2013.

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

Quartet Merger Corp.

(a development stage company)

Notes to Condensed Financial Statements

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The accompanying consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on March 31, 2014.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At March 31, 2014, the Company’s cash was held at one financial institution.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 19, 2013, the evaluation was performed for the 2013 tax year, which is the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from April 19, 2013 (inception) through March 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Quartet Merger Corp.

(a development stage company)

Notes to Condensed Financial Statements

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of March 31, 2014 but before the condensed financial statements were available to be issued. Management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the condensed financial statements other than what is disclosed in Note 8.

Note 3 —Initial Public Offering

On November 1, 2013, the Company sold 8,400,000 Units at a price of $10.00 per Unit in the Offering. Each Unit consists of one share of the Company’s common stock, par value $0.0001, and one right (“Right”). Each Right entitles the holder to receive one-tenth (1/10) of a share of common stock on the consummation of an initial Business Combination. There are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of the Company’s initial business combination. Additionally, in no event will the Company be required to net cash settle the Right. In such events, the Rights will be worthless.

The Company paid the underwriters in the Offering an underwriting discount of 3.25% ($3,139,500) of the gross proceeds of the Offering, including from the exercise and closing of the over-allotment option. The Company also issued a unit purchase option, for $100, to EarlyBirdCapital, Inc. (“EBC”) and its designees to purchase 420,000 units at an exercise price of $11.75 per unit. The unit purchase option will be exercisable commencing on the later to occur of the consummation of the Company’s initial Business Combination or October 28, 2013 and will expire on October 28, 2018. The units issuable upon exercise of this option are identical to the units sold in the Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 462,000 shares of common stock (which includes 42,000 shares to be issued for the Rights included in the units underlying the purchase option) for the same aggregate purchase price. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this unit purchase option at the time of its issuance was approximately $1,146,600, or $2.73 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.37% and (3) expected life of five years. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on November 1, 2018. The option and underlying securities have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of this prospectus except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and securities issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

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

Note 5 — Note Payable and Advances from Related Party

The Company issued a $65,000 principal amount unsecured promissory note to Eric S. Rosenfeld, one of the Company’s Initial Stockholders on June 26, 2013. The note was non-interest bearing and payable on the earlier of June 26, 2014, the consummation of the Offering, or the Company’s determination to not proceed with the Offering. This Note was repaid in full on November 5, 2013.

On October 28, 2013, Eric S. Rosenfeld advanced the Company an aggregate of $70,000 for the payment of offering costs. This amount was repaid in full on November 5, 2013.

Note 6 —Commitments and Contingencies

The Company presently occupies office space provided by an affiliate of the Company’s Chairman and Chief Executive Officer. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain administrative services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate an aggregate of $10,000 per month for such services commencing on October 28, 2013.

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

Quartet Merger Corp.

(a development stage company)

Notes to Condensed Financial Statements

Note 7 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2014, there are no shares of preferred stock issued or outstanding.

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

Note 8 —Subsequent Events

On April 30, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Quartet Holdco Ltd., a Bermuda company and wholly-owned subsidiary of the Company (“Holdco”), Quartet Merger Sub, Ltd., a Bermuda company and a wholly-owned subsidiary of Holdco (“Merger Sub”), Pangaea Logistics Solutions Ltd., a Bermuda company (“Pangaea”), and the securityholders of Pangaea. Upon the consummation of the transactions contemplated by the Merger Agreement, (i) the Company will be merged with and into Holdco, with Holdco surviving the merger (the “Redomestication Merger”) and (ii) Merger Sub will be merged with and into Pangaea, with Pangaea surviving the merger and becoming the wholly-owned subsidiary of Holdco (the “Mergers”).

Quartet Merger Corp.

(a development stage company)

Notes to Condensed Financial Statements

Under the merger agreement, the Pangaea securityholders will receive: (i) 28,431,372 common shares of Holdco; (ii) up to $10,000,000 in cash or alternatively, at the option of the holders, up to an additional 980,392 common shares; (iii) an additional number of net income shares to be issued upon and subject to Pangaea achieving certain net income targets described below following the mergers; and (iv) an additional number of cancellation shares to be issued based on the number of Quartet public stockholders that seek conversion of their public shares into a pro rata portion of Quartet’s trust account, as described below.

The Pangaea securityholders will be entitled to receive additional payments of Holdco shares based on Pangaea’s achievement of specified net income targets in the fiscal years ending December 31, 2014, 2015 and 2016. The following table sets forth the net income targets and the number of Holdco shares issuable to the Pangaea securitholders upon the achievement of such targets:

Year ending December 31,	Net Income Target	Number of Holdco Shares
2014	27,300,000	3,431,373
2015	34,000,000	1,960,784
2016	41,000,000	1,960,784

Additionally, if holders of more than 15% of the Quartet public shares seek conversion, the Pangaea securityholders will be issued up to an additional 1,932,000 cancellation shares of Holdco, based on the number of public shares that are actually converted. In turn, the Quartet initial stockholders have agreed that they will contribute to the capital of Quartet immediately prior to the consummation of the redomestication merger, for no additional consideration, a like number of shares of Quartet common stock as is equal to the number of cancellation shares to be issued to the Pangaea securityholders.

The Pangaea securityholders will not be able to sell any of the common shares of Holdco that they receive as a result of the mergers (subject to limited exceptions) until (A) with respect to 50% of such shares, the earlier of (i) the date on which the closing price of the Holdco common shares exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the mergers and (ii) the day preceding the day that is twelve months after the consummation of the acquisition and (B) with respect to the remaining 50% of such shares, the day preceding the day that is twelve months after the consummation of the mergers. Each Pangaea securityholder will be required to enter into a lock-up agreement to such effect as a condition to exchanging their capital stock of Pangaea for the Holdco common shares in connection with the transaction merger. These lock-up provisions are substantively identical to the restrictions on transfer imposed on the Quartet initial stockholders.

To provide a fund for payment to Holdco with respect to its post-closing rights to indemnification under the merger agreement for breaches of representations and warranties and covenants by Pangaea and its securityholders, there will be placed in escrow (with an independent escrow agent) an aggregate of 1,100,000 of the common shares of Holdco issuable to the Pangaea securityholders at closing. The aggregate liability for indemnification will not exceed the shares held in escrow. Other than with respect to actual fraud or intentional or willful misrepresentation or omission, Holdco’s rights to indemnification will be its sole remedy with respect to any and all claims for money damages arising out of or relating to the merger agreement. See the section entitled “The Merger Proposal — Indemnification of Holdco.”

Quartet Merger Corp.

(a development stage company)

Notes to Condensed Financial Statements

Quartet and Pangaea plan to complete the mergers promptly after the Quartet special meeting, provided that:

•	Quartet’s stockholders have approved the merger proposal and charter proposals;

•	holders of no more than 9,169,603 of Quartet’s public shares have exercised their conversion rights;

•	Holdco has received confirmation from Nasdaq that it meets all the requirements for listing on such exchange other than the requirement to have a sufficient number of round lot holders; and

•	the other conditions specified in the merger agreement (including that Quartet have cash on hand of $25,000,000 after giving effect to payment of amounts that Quartet will be required to pay to converting stockholders upon consummation of the redomestication merger) have been satisfied or waived.

If the merger proposal is not approved by Quartet’s stockholders at the special meeting, neither the charter proposals nor the adjournment proposal will be presented at the special meeting for a vote.

Pangaea is a growth oriented global logistics company focused on providing seaborne drybulk transportation services. It is headquartered in Newport, Rhode Island and conducts all operations through its direct and indirect subsidiaries.

The transaction is expected to be consummated in the third quarter of 2014, after the required approval by the stockholders of the Company and the fulfillment of certain other conditions. There can be no assurance that the Mergers will be consummated.

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

On April 30, 2014, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among our company, Quartet Holdco Ltd., a Bermuda company and our wholly-owned subsidiary (“Holdco”), Quartet Merger Sub, Ltd., a Bermuda company and a wholly-owned subsidiary of Holdco (“Merger Sub”), Pangaea Logistics Solutions Ltd., a Bermuda company (“Pangaea”), and the securityholders of Pangaea (“Signing Holders”). Upon the consummation of the transactions contemplated by the Merger Agreement, (i) we will be merged with and into Holdco, with Holdco surviving the merger (the “Redomestication Merger”) and (ii) Merger Sub will be merged with and into Pangaea, with Pangaea surviving the merger and becoming the wholly-owned subsidiary of Holdco (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”).

Pangaea is a growth oriented global logistics company focused on providing seaborne drybulk transportation services. It is headquartered in Newport, Rhode Island and conducts all operations through its direct and indirect subsidiaries.

The transaction is expected to be consummated in the third quarter of 2014, after the required approval by our stockholders and the fulfillment of certain other conditions.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on November 1, 2013 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses in future periods as a result of due diligence and legal expenses related to the pending transaction with Pangaea.

For the three months ended March 31, 2014, we had net losses of $113,875, which primarily consisted of $30,000 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, legal expenses of approximately $27,500, audit expenses of approximately $23,000, marketing expenses of $15,000, incorporation taxes of approximately $12,000 and public company costs of approximately $10,700, which were offset by interest income of approximately $21,600.

For the period from April 19, 2013 (inception) through March 31, 2014, we had net losses of $179,493, which primarily consisted of approximately $51,000 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, legal expenses of approximately $28,500, audit/accounting expenses of approximately $30,450, marketing expenses of $15,000, incorporation taxes of approximately $23,000 and public company costs of approximately $29,000, which were offset by interest income of approximately $32,900.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $402,032 outside of our trust account and approximately $69,000 of accounts payable.  In addition, we had $98,524,693 in restricted cash and equivalents in our trust account, of which, $32,943 of interest income may be released to us in order to fund working capital requirements or tax payments. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our operations and the costs associated with the Business Combination announced on April 30, 2014. As of March 31, 2014, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.03%, 0.05%, and 0.07%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

We anticipate that in order to fund our working capital requirements and complete a Business Combination, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $3,139,500 in underwriting discounts and commissions and $466,359 for other costs and expenses related to the offering.

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

Date:  May 20, 2014

