Form 10-Q
period 2014-06-30
Quartet Merger Corp.
filed 2014-08-14
CIK 1581889

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

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

As of August 14, 2014, 12,683,125 shares of common stock, par value $0.0001 per share were issued and outstanding.

QUARTET MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Quartet Merger Corp.

Condensed Balance Sheets

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Current assets – cash	$76,125	$485,007
Prepaid assets - short term	41,000	46,333
Total current assets	117,125	531,340

Cash and cash equivalents held in trust	98,497,018	98,503,058
Prepaid insurance - long term	8,356	20,616
Total assets	$98,622,499	$99,055,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$236,588	$20,141
Total liabilities	236,588	20,141

Commitments
Common Stock, subject to possible conversion (9,169,603 shares at conversion value)	93,491,744	93,491,744

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 authorized, 0 outstanding	-	-
Common stock, $.0001 par value, 15,000,000 authorized, 3,513,522 issued and outstanding (excluding 9,169,603 shares subject to possible conversion)	351	351
Additional paid-in capital	5,608,396	5,608,396
Accumulated deficit	(714,580)	(65,618)
Total stockholders’ equity	4,894,167	5,543,129

Total liabilities and stockholders’ equity	$98,622,499	$99,055,014

The accompanying notes are an integral part of these financial statements.

Quartet Merger Corp.

Condensed Statements of Operations

(unaudited)

	For the three months ended June 30, 2014	For the six months ended June 30, 2014	For the period April 19, 2013 (inception) to June 30, 2013

General and administrative costs	$518,747	$624,257	$563
General and administrative costs - related party	30,000	60,000	-
Operating loss	(548,747)	(684,257)	(563)

Other income:
Interest income	13,661	35,295	-

Net loss	$(535,086)	$(648,962)	$(563)

Weighted average shares outstanding	3,513,522	3,513,522	2,100,000

Basic and diluted net loss per share	$(0.15)	$(0.18)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Quartet Merger Corp.

 Condensed Statement of Cash Flows

 (unaudited)

	For the six months ended June 30, 2014	For the period April 19, 2013 (Inception) to June 30, 2013
Operating Activities
Net loss	$(648,962)	$(563)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on funds held in trust	(35,295)	-
Change in operating assets and liabilities:
Accounts payable	216,447	563
Prepaid assets	17,593	-
Net cash used in operating activities	(450,217)	-

Investing Activities
Interest released from trust funds	41,335	-
Investment in restricted cash and cash equivalents	-	-
Net cash provided by investing activities	41,335	-

Financing Activities
Proceeds from sale of common stock to initial stockholders	-	25,000
Proceeds from note payable to shareholder	-	65,000
Deferred costs associated with public offering	-	(12,500)
Net cash provided by financing activities	-	77,500

Net increase (decrease) in cash and cash equivalents	(408,882)	77,500
Cash and cash equivalents, Beginning	485,007	-
Cash and cash equivalents, Ending	$76,125	$77,500

Non-cash Financing Activities
Accrual of deferred offering costs	-	$40,000

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

All activity through June 30, 2014 relates to the Company’s formation, initial public offering and identifying and investigating prospective target businesses with which to consummate a Business Combination.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired common shares in the Offering (“Public Stockholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. As a result of the requirement that the Company must have at least $5,000,001 of net tangible assets upon the closing of a Business Combination, in the event that stockholders owning approximately 94.9% or more of the common shares sold as part of the Units in the Offering exercise their conversion rights described below, the Business Combination will not be consummated. The Initial Stockholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares and the Private Units pursuant to letter agreements executed on November 1, 2013.

Quartet Merger Corp.

Notes to Condensed Financial Statements

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

The Company anticipates that in order to fund its working capital requirements, the Company will need to use all of the remaining funds not held in trust, the interest earned on the funds held in the trust account, as well as enter into contingent fee arrangements with its vendors. The Company may need to raise additional capital through loans or additional investments from its Initial Stockholders, officers, directors, or third parties. None of the Initial Stockholders, officers or directors is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of June 30, 2014 are not sufficient to complete its planned activities for the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Quartet Merger Corp.

Notes to Condensed Financial Statements

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the quarter ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. The accompanying consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on March 31, 2014.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At June 30, 2014, the Company’s cash was held at one financial institution.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from April 19, 2013 (inception) through June 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to possible conversion and forfeiture.

Quartet Merger Corp.

Notes to Condensed Financial Statements

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

Recent Accounting Pronouncements

Financial Accounting Standards Board Update No. 2014-10 – Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. For public business entities, this update becomes effective for annual reporting periods beginning after December 15, 2014, but early application of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company has elected to early adopt these standards effective for the period ended June 30, 2014.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of June 30, 2014 but before the condensed financial statements were available to be issued. Management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the condensed financial statements.

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

Included in accounts payable and accrued expenses are administrative fees totaling $20,000 due to an affiliate of our chief Executive Officer.

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

Quartet Merger Corp.

Notes to Condensed Financial Statements

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

Note 7 —Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2014, there are no shares of preferred stock issued or outstanding.

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

The Initial Stockholders’ 2,415,000 shares (“Initial Shares”) may not be transferred, assigned or sold (except to certain permitted transferees) until, with respect to 50% of the Initial Shares, the earlier of one year after the date of the consummation of an initial business combination and the date on which the closing price of the Company’s common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination and, with respect to the remaining 50% of the Initial Shares, one year after the date of the consummation of an initial Business Combination, or earlier in each case if, subsequent to our initial business combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Pursuant to letter agreements executed on October 28, 2013 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Initial Shares upon the Company’s redemption of 100% of the outstanding public shares held by the Public Stockholders.

Quartet Merger Corp.

Notes to Condensed Financial Statements

Note 8 —Agreement and Plan of Reorganization

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

Quartet Merger Corp.

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

Overview

We are a blank check company formed on April 19, 2013 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

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

For the three months ended June 30, 2014, we had a net loss of $535,086. The significant increase in expenditures relative to prior periods was largely the result of costs associated with legal, accounting and business due diligence on Pangaea; legal costs for the preparation of a merger agreement and Registration Statement on Form S-4; and a fairness opinion related to the Pangaea transaction. More specifically, our losses resulted from $30,000 in administrative fees to Crescendo Advisors II, LLC, an affiliate of our Chairman and CEO, Eric Rosenfeld, legal expenses of approximately $218,600, fairness opinion services of approximately $82,700, printing costs of approximately $68,300, public company costs of approximately $58,500, accounting/audit expenses of approximately $42,800, and incorporation taxes of approximately $10,900, which were offset by interest income of approximately $13,700.   For the period from April 19, 2013 (inception) through June 30, 2013, we had net losses of $563, which primarily consisted of business startup costs.

For the six months ended June 30, 2014, we had a net loss of $648,962. As detailed above, the majority of this loss was generated in the second quarter of 2014 and resulted from the pending transaction with Pangaea. Generally, our losses resulted from $60,000 in administrative fees to Crescendo Advisors II, LLC, legal expenses of approximately $246,100, fairness opinion services of approximately $82,700, printing costs of approximately $72,400, public company costs of approximately $67,200, accounting/audit expenses of approximately $65,800, and incorporation taxes of approximately $23,000, which were offset by interest income of approximately $35,300.   For the period from April 19, 2013 (inception) through June 30, 2013, we had net losses of $563, which primarily consisted of business startup costs.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $76,125 outside of our trust account and $236,588 of accounts payable.  In addition, we had $98,497,018 in restricted cash and equivalents in our trust account, of which, $5,268 of interest income may be released to us in order to fund working capital requirements or tax payments. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our operations and the costs associated with the Business Combination announced on April 30, 2014. As of June 30, 2014, U.S Treasury Bills with one month, three month, and six month maturities were yielding approximately 0.02%, 0.04%, and 0.07%, respectively. While we may invest in other securities, we believe such rates are representative of those we may receive on the balance of the trust account.

We anticipate that in order to fund our working capital requirements and complete a Business Combination, we will need to use all of the remaining funds not held in trust and the interest earned on the funds held in the trust account. We may need to enter into contingent fee arrangements with our vendors or raise additional capital through loans or additional investments from our initial shareholders, officers, directors, or third parties. None of the initial shareholders, officers or directors is under any obligation to advance funds to, or invest in, us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The Company has no present revenue, and the Company’s cash and working capital as of June 30, 2014 are not sufficient to complete its planned activities for the current year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We paid a total of $3,139,500 in underwriting discounts and commissions and $466,359 for other costs and expenses related to the offering.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.PRE	XBRL Taxonomy Extension Label Linkbase.

101.LAB	XBRL Taxonomy Extension Presentation Linkbase.

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

Date:  August 14, 2014

